Form 10-Q
period 1995-06-30
COLUMBIA LEASE INCOME FUND A LP
filed 1995-08-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          _______________________

                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of
                                   1934

                          _______________________


For The Quarter Ended June 30, 1995    Commission File No. 2-92914


                     COLUMBIA LEASE INCOME FUND A L.P.
         (Exact name of registrant as specified in its charter)


   Delaware                                              13-3263094
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)


One Financial Center, 21st Floor, Boston,  MA              02111
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (617) 482-8000


                              Not Applicable
              (Former name, former address and former fiscal
                    year, if changed since last report)

Indicate by check mark whether the registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months  (or  for
such  shorter  period  that  the  registrant   was
required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                        Yes     X          No
                               ---              ---

                          There are no Exhibits.

                               Page 1 of 11

(Page 2)

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

       INDEX                                          Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995 and
   December 31, 1994                                  3

Statements  of Operations For  the  Quarters Ended
   June 30, 1995 and 1994 and the Six Months Ended
   June 30, 1995 and 1994                             4

Statements of Cash Flows For the Six Months Ended
   June 30, 1995 and 1994                             5

Notes to Financial Statements                         6 - 7

Management's Discussion and Analysis of
   Financial Condition and Results
   of Operations                                      8 - 9


Part II. OTHER INFORMATION

Items 1 - 6                                           10

Signature                                             11

(Page 3)

                      PART I.   FINANCIAL INFORMATION

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

                              Balance Sheets

                                  Assets
                                            (Unaudited)   (Audited)
                                              6/30/95      12/31/94
Investment property, at cost (note 3):
 Computer equipment                        $  2,494,848 $  2,700,427
  Less accumulated depreciation               2,135,234    2,151,408
                                           -------------------------
   Investment property, net                     359,614      549,019

Cash and cash equivalents                       173,340      227,793
Net investment in direct financing leases             -       58,080
Rents receivable, net (note 2)                   39,191        9,667
Accounts receivable - affiliates, net
  (note 2)                                        5,101       10,656
                                           -------------------------
  Total assets                             $    577,246 $    865,215
                                           -------------------------
                                           -------------------------

                     Liabilities and Partners' Equity
Liabilities:
 Current portion of long-term
   debt (note 5)                           $      9,651 $     37,801
   Accounts payable and accrued
      expenses - affiliates (note 4)             42,975       44,794
 Accounts payable and accrued expenses           21,406       52,159
 Distributions payable (note 6)                 168,436      168,436
                                           -------------------------
  Total liabilities                             242,468      303,190
                                           -------------------------
Partners' equity:
 General Partner:
  Capital contribution                            1,000        1,000
  Cumulative net income                         232,971      228,292
  Cumulative cash distributions                (624,483)    (608,441)
  Reallocation of capital accounts              390,512      379,149
                                           -------------------------
                                                      -            -
                                           -------------------------
 Limited Partners (24,383 units):
  Capital contribution, net of
   offering costs                            10,484,690   10,484,690
  Cumulative net income                       4,426,446    4,337,542
  Cumulative cash distributions             (14,185,846) (13,881,058)
  Reallocation of capital accounts             (390,512)    (379,149)
                                           -------------------------
                                                334,778      562,025
                                           -------------------------
  Total partners' equity                        334,778      562,025
                                           -------------------------
  Total liabilities and partners' equity   $    577,246 $    865,215
                                           -------------------------
                                           -------------------------

              See accompanying notes to financial statements.
(Page 4)

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

                         Statements of Operations
                                (Unaudited)
                             Quarters Ended        Six Months Ended
                                June 30,              June 30,
                         --------------------  ---------------------
                             1995      1994         1995       1994
                         --------------------  ---------------------
Revenue:
 Rental income on
   operating leases      $  159,964 $ 198,794  $ 324,434   $ 374,794
 Earned income on
  direct financing leases     4,746     1,426      7,018       5,696
 Interest income              1,439     1,605      3,064       6,042
 Net gain on
   sale of equipment          7,652    24,967      6,147      27,144
                         --------------------  ---------------------
   Total revenue            173,801   226,792     340,663    413,676
                         --------------------  ---------------------

Costs and expenses:
 Depreciation                84,864   116,025     186,860    215,067
 Interest                       407     1,562      1,112       3,398
 Related party
   expenses (note 4):
  Management fees            10,211    15,435     20,956      26,444
  General and
    administrative           20,294    14,441     37,123      31,077
 (Reversal of) provision
   for doubtful accounts     (8,799)   15,624      1,029      15,624
                         --------------------  ---------------------
   Total costs
     and expenses           106,977   163,087    247,080     291,610
                         --------------------  ---------------------
Net income               $   66,824 $  63,705  $  93,583   $ 122,066
                         --------------------  ---------------------
                         --------------------  ---------------------
Net income per Limited
 Partnership Unit        $     2.60 $    2.49  $    3.65   $    4.76
                         --------------------  ---------------------
                         --------------------  ---------------------

              See accompanying notes to financial statements.
(Page 5)

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

                         Statements of Cash Flows
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                                                   1995          1994
Cash flows from operating activities:
 Net income                                     $  93,583     $ 122,066
                                                -----------------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                    186,860       215,067
  Provision for doubtful accounts                   1,029        15,624
  Net gain on sale of equipment                    (6,147)      (27,144)
  Net decrease (increase) in current assets        38,884       (6,563)
  Net decrease in current liabilities             (32,572)      (31,996)
                                                -----------------------
      Total adjustments                           188,054       164,988
                                                -----------------------
      Net cash provided by operating activities   281,637       287,054
                                                -----------------------
Cash flows from investing activities:
 Purchases of investment property                       -      (255,203)
 Proceeds from sales of investment property        12,890        27,144
                                                -----------------------
       Net cash provided by (used in)
         investing activities                      12,890      (228,059)
                                                -----------------------
Cash flows from financing activities:
 Principal payments on long-term debt             (28,150)      (25,863)
 Cash distributions to partners                  (320,830)     (561,579)
                                                -----------------------
      Net cash used in financing activities      (348,980)     (587,442)
                                                -----------------------
Net decrease in cash and cash equivalents         (54,453)     (528,447)
                                                -----------------------
Cash and cash equivalents
  at beginning of period                          227,793       716,108
                                                -----------------------
Cash and cash equivalents at end of period      $ 173,340     $ 187,661
                                                -----------------------
                                                -----------------------
Supplemental cash flow information:
 Interest paid during the period                $   1,112     $   3,398
                                                -----------------------
                                                -----------------------
Non-cash investing activities:
 Reclassification of residual value of expired
  direct financing lease to operating lease     $   4,198     $       -
                                                -----------------------
                                                -----------------------

              See accompanying notes to financial statements.
(Page 6)
                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

                       Notes to Financial Statements
                                (Unaudited)

(1)  Organization

The  foregoing  financial statements  of  Columbia
Lease Income Fund A L.P. (the "Partnership")  have
been  prepared  in accordance with the  rules  and
regulations   of  the  Securities   and   Exchange
Commission   for   Form  10-Q  and   reflect   all
adjustments   which  are,  in   the   opinion   of
management,  necessary for a fair presentation  of
the  results  for  the interim periods  presented.
Pursuant  to  such rules and regulations,  certain
note disclosures which are normally required under
generally accepted accounting principles have been
omitted.   It is recommended that these  financial
statements  be  read  in  conjunction   with   the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements include allowances  for
estimated  losses  on  receivable  balances.   The
allowances for doubtful accounts are based on past
write   off   experience  and  an  evaluation   of
potential   uncollectible  accounts   within   the
current  receivable balances.  Receivable balances
which  are  determined  to  be  uncollectible  are
charged   against  the  allowance  and  subsequent
recoveries, if any, are credited to the allowance.
At June 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $2,426 and $1,397, respectively, and $220,000 included in accounts receivable - affiliates, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3) Investment Property

At  June  30, 1995, the Partnership owned computer
equipment with a cost basis of $1,657,698  subject
to existing leases and equipment with a cost basis
of  $837,150  in  inventory awaiting  re-lease  or
sale.   All  purchases of computer  equipment  are
subject to a 2.5% acquisition fee paid to the General Partner.

(Page 7)

(4)  Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1995 and 1994 are as follows:

                                       1995         1994
Equipment acquisition fees           $     -        $ 6,224
Management fees                       20,956         26,444
Reimbursable expenses paid            39,595         12,944
                                     ----------------------
                                     $60,551        $45,612
                                     ----------------------
                                     ----------------------

Under the terms of the Partnership Agreement,  the
General   Partner  is  entitled  to  an  equipment
acquisition fee of 2.5% of the purchase price paid
by the Partnership for the equipment.  The General
Partner is also entitled to a management fee equal
to  6%  of  the monthly rental billings collected,
paid  quarterly.   In  addition,  the  Partnership
reimburses  the General Partner and its affiliates
for   certain  expenses  incurred   by   them   in
connection with the operation of the Partnership.

(5)  Long-Term Debt

Long-term  debt at June 30, 1995 consists  of  one
installment  note payable with Concord  Commercial
Corporation for $9,651 bearing interest at  8.50%,
collateralized  by the equipment on  lease.   Such
non-recourse installment note payable matures in 1995.

(6)  Distribution to Partners

For   the   six  months  ended  June   30,   1995,
declarations   of  Distributable  Cash   were   as
follows:

[CAPTION]
                                           Limited Partners
                                           ----------------

                                                                   General
                  Date Paid         Distribution                   Partner
Quarter Ended     or Payable       Per $500 Unit      Totals       Totals
- --------------------------------------------------------------------------
March 31, 1995    May 15, 1995      $  6.25         $152,394       $8,021
June 30, 1995     August 15, 1995   $  6.25         $152,394       $8,021


(Page 8)

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                (Unaudited)

Results of Operations.

The following discussion relates to Partnership's operations for the quarter and six month periods ended June 30, 1995, compared to the same period in 1994.

The Partnership realized net income of $66,824 and
$63,705 for the three month periods ended June 30,
1995,  and  1994, respectively.  Rental income  on
operating leases decreased $38,830 or 20%  between
the   three   month  periods.   The  decrease   is
primarily  due to lower rental rates  obtained  on
equipment lease extensions and remarketings  after
the  initial lease term has expired and due  to  a
net  decrease in the overall size of the equipment
portfolio.   Earned  income  on  direct  financing
leases  has increased due to the early termination
of  the  final direct financing lease whereby  the
lessee  paid  the few remaining rent  payments  in
advance.   Interest income decreased as result  of
lower average short-term investment balances. The net gain on sale of equipment decreased between the three month periods primarily due to sales of equipment carrying higher net book values.

Total costs and expenses decreased $56,110 or  35%
between the three month periods.  The decrease  in
costs   and  expenses  is  the  result  of   lower
depreciation expense combined with the reversal of
provision for doubtful accounts.  The decrease  in
depreciation expense is due to a large portion  of
the equipment portfolio becoming fully depreciated
and  a  net  reduction  in the  overall  equipment
portfolio.   Management  fees  have  decreased  in
relation to the decline in rental income.  General
and administrative expenses were lower in 1994 due
to  an  overaccrual  in prior  periods  which  was
reversed in the period ending June 30, 1994.   The
reversal of the provision for doubtful accounts was generated due to successful collection efforts on delinquent accounts.

The Partnership realized net income of $93,583 and
$122,066 for the six month periods ended June  30,
1995  and  1994, respectively.  Rental  income  on
operating  leases decreased $50,360  or  14%.   As
discussed  in  the  quarter  analysis  above,  the
decrease  in  rental income is  primarily  due  to
lower  rental  rates obtained on  equipment  lease
extensions  and  remarketings  after  the  initial
lease  term has expired and due to a net  decrease
in  the  overall size of the equipment  portfolio.
Earned  income  on  direct  financing  leases  has
increased  due  to  the early termination  of  the
final  direct  financing lease.   Interest  income
decrease  due  to the Partnership carrying   lower
average   short-term  investment   balances.    As
mentioned above, net gain on sale of equipment decreased from 1994 to 1995 due to the sale of equipment carrying higher net book values.

Total costs and expenses decreased $44,530 or  16%
between  the  six month periods.  The decrease  in
costs  and  expenses is primarily  the  result  of
lower  depreciation expense.  As discussed  above,
the  decrease in depreciation is due  to  a  large
portion of the equipment portfolio becoming  fully
depreciated   and  a  reduction  in  the   overall
equipment   portfolio.    Management   fees   have
decreased  due  to the decline in  rental  income.
General and administrative expenses were lower  in
1994  due to an overaccrual in prior periods which
was  reversed in the period ending June 30,  1994,
as  stated  above.   For the  year  to  date,  the
Partnership had a net increase in its provision for doubtful accounts for $1,029 to reserve for uncollectible accounts.

(Page 9)

Liquidity and Capital Resources.

For  the  six  months ended June 30, 1995,  rental
revenue  generated from operating leases  was  the
primary  source of funds for the Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to
decrease due to two factors.  The first factor  is
the  rate obtained when the original leases expire
and  are  remarketed at a lower rate.   Typically,
the remarketed rates are lower due to the decrease
in  useful  life of the equipment.  Secondly,  the
increasing  change of technology in  the  computer
industry  usually decreases the demand  for  older
equipment,  thus  increasing  the  possibility  of
obsolescence.  Both of these factors together will
cause  remarketed rates to be lower than  original
rates.   This decrease however, should not  affect
the  Partnership's ability to meet its future cash
requirements,   including   its   long-term   debt
obligations.  To the extent that future cash flows
should  be  insufficient to meet the Partnership's
operating  expenses  and  liabilities,  additional
funds  could  be  obtained  through  the  sale  of
equipment,  or  a reduction in the  rate  of  cash
distributions.    Future  rental   revenues   from
operating leases amount to $351,734 and are to be received over the next three years.

For  the  six  months  ended June  30,  1995,  the
Partnership's  investing  activities  resulted  in
equipment sales with an depreciated cost basis  of
$6,743,  generating  $12,890  in  proceeds.    The
Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt of $28,150 for the six months ended June 30, 1995. The Partnership will payoff its remaining long-term debt of $9,651 in 1995.

Cash  distributions  are currently  at  an  annual
level of 5% per Limited Partnership Unit, or $6.25
per Limited Partnership Unit on a quarterly basis.
For   the   quarter  ended  June  30,  1995,   the
Partnership   declared  a  cash  distribution   of
$160,415,  of  which $8,021 was allocated  to  the
General Partner and $152,394 was allocated to  the
Limited Partners.  The distribution is payable  on
August  15,  1995.   The  Partnership  expects  to
continue paying at or near this level.

The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in the future periods.

(Page 10)

                        PART II.  OTHER INFORMATION

                     COLUMBIA LEASE INCOME FUND A L.P.
                     (A Delaware Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in the Rights of the Partnership's
         Security Holders
         Response:  None

Item  3. Defaults by the Partnership on its Senior
         Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 11)
                    SIGNATURE

Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND A L.P.
 (Registrant)


By:  TLP Columbia Management Corporation,
its General Partner


Date:   August 11, 1995

By:     Arthur P. Beecher,
        President