Form 10-Q
period 1995-09-30
COLUMBIA LEASE INCOME FUND A LP
filed 1995-11-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                              -----------------------


For The Quarter Ended September 30, 1995            Commission File No. 2-92914


                       COLUMBIA LEASE INCOME FUND A L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3263094
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                             02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                              -----------------


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


                                      INDEX                                                                     Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                     3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                         8 - 9


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            10

              Signature                                                                                              11


                                                           Part I. FINANCIAL INFORMATION

                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      9/30/95               12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,825,457        $     2,700,427
     Less accumulated depreciation                                                      1,614,338              2,151,408
                                                                                        ---------              ---------
       Investment property, net                                                           211,119                549,019

Cash and cash equivalents                                                                  90,684                227,793
Net investment in direct financing lease                                                        -                 58,080
Rents receivable, net (note 2)                                                             17,541                  9,667
Accounts receivable - affiliates, net (notes 2 & 4)                                         2,550                 20,656
Sales receivable                                                                              501                      -
                                                                                          -------                -------

     Total assets                                                                 $       322,395        $       865,215
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                              $             -        $        37,801
   Accounts payable and accrued expenses - affiliates (note 4)                             41,499                 44,794
   Accounts payable and accrued expenses                                                   15,683                 52,159
   Distributions payable (note 5)                                                          72,187                168,436
                                                                                           ------                -------

     Total liabilities                                                                    129,369                303,190
                                                                                          -------                -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                229,092                228,292
     Cumulative cash distributions                                                       (627,691)              (608,441)
     Reallocation of capital accounts                                                     397,599                379,149
                                                                                          -------                -------
                                                                                                -                      -
   Limited Partners (24,383 units):                                                       -------                -------
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,352,739              4,337,542
     Cumulative cash distributions                                                    (14,246,804)           (13,881,058)
     Reallocation of capital accounts                                                    (397,599)              (379,149)
                                                                                         --------               --------
                                                                                          193,026                562,025
                                                                                          -------                -------
     Total partners' equity                                                               193,026                562,025
                                                                                          -------                -------

     Total liabilities and partners' equity                                       $       322,395        $       865,215
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                         Quarters Ended                          Nine Months Ended
                                                          September 30,                           September 30,
                                                          -------------                           -------------
                                                     1995              1994                   1995               1994
                                                     ----              ----                   ----               ----
Revenue:
   Rental income on operating leases             $     97,528      $     195,007        $    421,962        $    569,801
   Earned income on
     direct financing lease                                 -              2,313               7,018               8,009
   Interest income                                      1,278              1,254               4,342               7,295
                                                        -----              -----               -----               -----

       Total revenue                                   98,806            198,574             433,322             585,105
                                                       ------            -------             -------             -------

Costs and expenses:
   Depreciation                                        52,383            113,274             239,243             328,341
   Interest                                               103              1,283               1,215               4,681
   Related party expenses (note 4):
     Management fees                                    9,096             14,033              30,052              40,477
     General and administrative                        20,689             24,806              57,812              55,882
   Net loss (gain) on sale
     of equipment                                      94,121             22,273              87,974              (4,871)
   (Reversal of) provision for
     doubtful accounts                                      -             (2,304)              1,029              13,319
                                                            -             ------               -----              ------

       Total costs and expenses                       176,392            173,365             417,325             437,829
                                                      -------            -------             -------             -------

Net (loss) income                                $    (77,586)     $      25,209        $     15,997        $    147,276
                                                 =    =======      =      ======        =     ======        =    =======

Net (loss) income per Limited
   Partnership Unit                              $      (3.02)     $        0.98        $       0.63        $       5.74
                                                 =      =====      =        ====        =       ====        =       ====

                See accompanying notes to financial statements.


                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                            1995                     1994
                                                                                            ----                     ----
Cash flows from operating activities:
   Net income                                                                         $        15,997         $        147,276
                                                                                      -        ------         -        -------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation                                                                             239,243                  328,341
     Provision for doubtful accounts                                                            1,029                   13,319
     Net loss (gain) on sale of equipment                                                      87,974                   (4,871)
     Net decrease in current assets                                                            62,584                   11,844
     Net decrease in current liabilities                                                      (39,771)                 (66,861)
                                                                                              -------                  -------

           Total adjustments                                                                  351,059                  281,772
                                                                                              -------                  -------

           Net cash provided by operating activities                                          367,056                  429,048
                                                                                              -------                  -------

Cash flows from investing activities:
   Purchases of investment property                                                                 -                 (254,753)
   Proceeds from sales of investment property                                                  14,881                   57,446
                                                                                               ------                   ------

           Net cash provided by (used in) investing activities                                 14,881                 (197,307)
                                                                                               ------                 --------

Cash flows from financing activities:
   Principal payments on long-term debt                                                       (37,801)                 (39,212)
   Cash distributions to partners                                                            (481,245)                (713,973)
                                                                                             --------                 --------

           Net cash used in financing activities                                             (519,046)                (753,185)
                                                                                             --------                 --------

Net decrease in cash and cash equivalents                                                    (137,109)                (521,444)

Cash and cash equivalents at beginning of period                                              227,793                  716,108
                                                                                              -------                  -------

Cash and cash equivalents at end of period                                            $        90,684         $        194,664
                                                                                      =        ======         =        =======

Supplemental cash flow information:
   Interest paid during the period                                                    $         1,215         $          4,681
                                                                                      =         =====         =          =====

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                                         $         4,198         $         22,049
                                                                                      =         =====         =         ======

                See accompanying notes to financial statements.

                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(1)   Basis of Presentation

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $2,426 and $1,397, respectively, and $220,000 included in accounts receivable - affiliates, respectively.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment, with a cost basis of $1,816,984, subject to existing leases and equipment with a cost basis of $8,473 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                          1995                  1994
                                                          ----                  ----

      Equipment acquisition fees                     $         -             $    6,213
      Management fees                                     30,052                 40,477
      Reimbursable expenses paid                          59,285                 32,927
                                                          ------                 ------

                                                     $    89,337             $   79,617
                                                     =    ======             =   ======


                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6.0% of the monthly rental billings collected, paid quarterly. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Distributions to Partners

For the nine months ended September 30, 1995, declarations of Distributable Cash were as follows:

                                                                                     Limited Partners
                                                                                                                           General
                                        Date Paid                        Distribution                                      Partners
Quarter Ended                           or Payable                       Per $ 500 Unit                 Total              Totals
-------------                           ----------                       --------------                 -----              --------

March 31, 1995                        May 15, 1995                         $ 6.25                    $   152,394          $   8,021
June 30, 1995                         August 15, 1995                      $ 6.25                    $   152,394          $   8,021
September 30, 1995                    November 15, 1995                    $ 2.50                    $    60,958          $   3,208


                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1995, compared to the same periods in 1994.

The Partnership realized a net loss of $77,586 and net income of $25,209 for the three month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases decreased $97,479 or 50% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to the decrease in the size of the equipment portfolio.

Total costs and expenses increased $3,027 or 2% between the three month periods. The increase in costs and expenses is primarily due to the current quarter net loss on sale of equipment of $94,121 versus a net loss of $22,273 in 1994. The net loss on sale of equipment increased between the three month periods primarily due to sales of equipment carrying higher net book values. The net loss on sale of equipment was partially offset by the decline in depreciation expense of $60,891. The decrease in depreciation expense is due to a large portion of the equipment portfolio becoming fully depreciated and the reduction in the equipment portfolio. Management fees have decreased in relation to the decline in rental income.

The Partnership realized net income of $15,997 and $147,276 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases decreased $147,839 or 26%. As discussed in the quarter analysis above, the decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the size of the equipment portfolio. Earned income on direct financing leases has decreased due to the early termination of the remaining direct financing lease. Interest income decreased due to the Partnership carrying lower average short-term investment balances.

Total costs and expenses decreased $20,504 or 5% between the nine month periods. The decrease in costs and expenses is due to the decrease in depreciation expense, management fees and provision for doubtful accounts offset by the increase in net loss or sale of equipment. The decrease in depreciation expense can be attributed to an increased portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. Management fees have decreased due to the decline in rental income. During the current nine months, the Partnership established a provision for doubtful accounts for $1,029 to reserve for uncollectible accounts, which is $12,290 lower than the prior year provision. As mentioned above, net loss on sale of equipment increased from 1994 to 1995 due to the sale of equipment carrying lower net book values. Interest expense decreased during the current year as a result of the payoff of long-term debt during the third quarter. General and administrative expenses have remained fairly constant.

During  the  quarter and nine  months ended  September 30, 1995, the Partnership
allocated   profits losses  and  resulting  in  $(3.02) and  $0.63  per  Limited
Partnership Unit.

                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Liquidity and Capital Resources.

For the nine months ended September 30, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change in technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $404,332 and are to be received over the next three years.

For the nine months ended September 30, 1995, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $132,855, generating $14,881 in proceeds. Associated with the equipment sales were $30,000 of loss charge offs against the reserve, intially set up in prior periods for estimated losses on the ultimate disposition of equipment. The
Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt of $37,801 during the nine months ended September 30, 1995.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $64,166, of which $3,208 was allocated to the General Partner and $60,958 was allocated to the Limited Partners. The distribution will be made on November 15, 1995. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership in the past and are not expected to have a material impact in future periods.


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

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                       COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND A L.P.
(Registrant)

By:  TLP-Columbia Management Corporation,
its General Partner


By:  Arthur P. Beecher,
     President

Date: November 14, 1995
      -----------------