Form 10-Q
period 1996-03-31
COLUMBIA LEASE INCOME FUND A LP
filed 1996-05-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1996                Commission File No. 2-92914


                        COLUMBIA LEASE INCOME FUND A L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3263094
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                          ----------------------------


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

                                  Yes X No ___

                             There are no Exhibits.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)


                                         INDEX                                                Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                 3

                    Statements of Operations For the Quarters Ended
                         March 31, 1996 and 1995                                              4

                    Statements of Cash Flows For the Quarters Ended
                         March 31, 1996 and 1995                                              5

                    Notes to Financial Statements                                             6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                     8 - 9


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                     10

              Signature                                                                       11


                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)             (Audited)
                                                                                      3/31/96               12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $      1,813,255       $      1,814,444
     Less accumulated depreciation                                                      1,676,669              1,658,660
                                                                                 ----------------       ----------------
       Investment property, net                                                           136,586                155,784

Cash and cash equivalents                                                                  59,289                 71,333
Rents receivable, net (note 2)                                                             36,501                 25,414
Accounts receivable - affiliates, net (notes 2 & 4)                                         2,956                  2,758
                                                                                 ----------------       ----------------

     Total assets                                                                $        235,332       $        255,289
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $         31,261       $         31,741
   Accounts payable and accrued expenses                                                   14,413                 20,693
   Distributions payable (note 5)                                                          64,166                 64,166
                                                                                 ----------------       ----------------

     Total liabilities                                                                    109,840                116,600
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                232,131                229,583
     Cumulative cash distributions                                                       (634,103)              (630,895)
     Reallocation of capital accounts                                                     400,972                400,312
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,410,494              4,362,073
     Cumulative cash distributions                                                    (14,368,720)           (14,307,762)
     Reallocation of capital accounts                                                    (400,972)              (400,312)
                                                                                 ----------------       ----------------
                                                                                          125,492                138,689
                                                                                 ----------------       ----------------
     Total partners' equity                                                               125,492                138,689
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        235,332       $        255,289
                                                                                 ================       ================


                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        ---------------
Revenue:
   Rental income on operating leases                                                $        95,163        $       164,470
   Earned income on direct financing leases                                                       -                  2,272
   Interest income                                                                              655                  1,625
                                                                                    ---------------        ---------------

       Total revenue                                                                         95,818                168,367
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                              19,198                101,996
   Interest                                                                                       -                    705
   Related party expenses (note 4):
     Management fees                                                                          5,957                 10,745
     General and administrative                                                              19,694                 16,829
   Provision for doubtful accounts                                                                -                  9,828
   Net loss on sale of equipment                                                                  -                  1,505
                                                                                    ---------------        ---------------

       Total costs and expenses                                                              44,849                141,608
                                                                                    ---------------        ---------------

   Net income                                                                       $        50,969        $        26,759
                                                                                    ===============        ===============

   Net income per Limited Partnership Unit                                          $          1.99        $          1.05
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                 1996               1995
                                                                                            -------------     -------------
Cash flows from operating activities:
   Net income                                                                               $      50,969     $      26,759
                                                                                            -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation                                                                                  19,198           101,996
     Net loss on sale of equipment                                                                      -             1,505
     Provision for doubtful accounts                                                                    -             9,828
     Net (increase) decrease in current assets                                                    (11,285)           10,623
     Net decrease in current liabilities                                                           (6,760)           (8,683)
                                                                                            -------------     -------------

       Total adjustments                                                                            1,153           115,269
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                   52,122           142,028
                                                                                            -------------     -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                           -             1,039
                                                                                            -------------     -------------

       Net cash provided by investing activities                                                        -             1,039
                                                                                            -------------     -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                                 -           (13,926)
   Cash distributions to partners                                                                 (64,166)         (160,415)
                                                                                            -------------     -------------

       Net cash used in financing activities                                                      (64,166)         (174,341)
                                                                                            -------------     -------------

Net decrease in cash and cash equivalents                                                         (12,044)          (31,274)

Cash and cash equivalents at beginning of period                                                   71,333           227,793
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $      59,289     $     196,519
                                                                                            =============     =============

Supplemental cash flow information:
   Interest paid during the period                                                          $           -     $         705
                                                                                            =============     =============

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Basis of Presentation

The foregoing financial statements of Columbia Lease Income Fund A L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $2,426 and the allowance for doubtful accounts included in accounts receivable - affiliates was $60,000.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $1,813,255, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995 are as follows:

                                                                            1996                      1995
                                                                            ----                      ----

      Management fees                                                  $      5,957              $     10,745
      Reimbursable expenses paid                                             20,571                    16,795
                                                                       ------------              ------------

                                                                       $     26,528              $     27,540
                                                                       ============              ============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly, based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Distributions to Partners

For the three months ended March 31, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners

                                                                                                                   General
                           Date Paid                           Distribution                                        Partner
 Quarter Ended             or Payable                         Per $ 500 Unit                Total                  Total
- --------------             ----------                         --------------                -----                  ------

March 31, 1996             May 15, 1996                          $ 2.50                    $ 60,958                $ 3,208


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)
Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1996 compared to the same period in 1995.

The Partnership realized net income of $50,969 and $26,759 for the three month periods ended March 31, 1996 and 1995, respectively. Rental income on operating leases decreased $69,307 or 42% between the three month periods. The decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and due to a decrease in the size of the equipment portfolio. No earned income on the direct financing leases has been recognized during the current quarter due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income has decreased $970 as a result of lower average short-term investment balances held during the first quarter of 1996.

Total costs and expenses decreased $96,759 or 68% between the three month periods. The decrease in costs and expenses is primarily due to the decrease in depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees have decreased in relation to the decline in rental income. General and administrative expenses have increased $2,865 or 17%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $1.99 and $1.05 for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $321,528 and are to be received over the next two years.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

For the three months ended March 31, 1996, the Partnership's investing activities resulted in the scrapping of fully depreciated computer equipment with a cost basis of $1,189. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $64,166, of which $3,208 was allocated to the General Partner and $60,958 was allocated to the Limited Partners. The distribution will be paid on May 15, 1996. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.



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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND A L.P.
(Registrant)


By:   TLP Columbia Management Corporation,
      its General Partner


By:   Arthur P. Beecher,
      President

Date: May 14, 1996