Form 10-Q
period 1996-06-30
COLUMBIA LEASE INCOME FUND A LP
filed 1996-08-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-92914


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


                                     INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                          3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and For the Six Months Ended
                          June 30, 1996 and 1995                                                                      4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                      5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        8 - 10


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            11

              Signature                                                                                              12


                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $      1,493,409       $      1,814,444
     Less accumulated depreciation                                                      1,376,018              1,658,660
                                                                                 ----------------       ----------------
       Investment property, net                                                           117,391                155,784

Cash and cash equivalents                                                                 137,320                 71,333
Rents receivable, net (note 2)                                                             16,127                 25,414
Accounts receivable - affiliates, net (notes 2 and 4)                                         315                  2,758
                                                                                 ----------------       ----------------

     Total assets                                                                $        271,153       $        255,289
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $         29,672       $         31,741
   Accounts payable and accrued expenses                                                   29,091                 20,693
   Distributions payable (note 5)                                                          64,166                 64,166
                                                                                 ----------------       ----------------

     Total liabilities                                                                    122,929                116,600
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                236,476                229,583
     Cumulative cash distributions                                                       (637,311)              (630,895)
     Reallocation of capital accounts                                                     399,835                400,312
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,493,047              4,362,073
     Cumulative cash distributions                                                    (14,429,678)           (14,307,762)
     Reallocation of capital accounts                                                    (399,835)              (400,312)
                                                                                 ----------------       ----------------
                                                                                          148,224                138,689
                                                                                 ----------------       ----------------
     Total partners' equity                                                               148,224                138,689
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        271,153       $        255,289
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                         Quarters Ended                          Six Months Ended
                                                            June 30,                                June 30,
                                                 -------------------------------        --------------------------------
                                                     1996              1995                   1996               1995
                                                 -------------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     62,272      $     159,964        $    157,435        $    324,434
   Earned income on
     direct financing leases                                -              4,746                   -               7,018
   Interest income                                      1,427              1,439               2,082               3,064
   Net gain on sale
     of equipment                                      11,599              7,652              11,599               6,147
                                                 ------------      -------------        ------------        ------------

       Total revenue                                   75,298            173,801             171,116             340,663
                                                 ------------      -------------        ------------        ------------

Costs and expenses:
   Depreciation                                        19,195             84,864              38,393             186,860
   Interest                                                 -                407                   -               1,112
   Related party expenses (note 4):
     Management fees                                    6,607             10,211              12,564              20,956
     General and administrative                        22,598             20,294              42,292              37,123
   (Reversal of) provision for
     doubtful accounts                                (60,000)            (8,799)            (60,000)              1,029
                                                 ------------      -------------        ------------        ------------

       Total costs and expenses                       (11,600)           106,977              33,249             247,080
                                                 ------------      -------------        ------------        ------------

Net income                                       $     86,898      $      66,824        $    137,867        $     93,583
                                                 ============      =============        ============        ============

Net income per Limited
   Partnership Unit                              $       3.38      $        2.60        $       5.37        $       3.65
                                                 ============      =============        ============        ============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                      ---------------         ----------------

Cash flows from operating activities:
   Net income                                                                         $       137,867         $         93,583
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
     Depreciation                                                                              38,393                  186,860
     (Reversal of) provision for doubtful accounts                                            (60,000)                   1,029
     Net gain on sale of equipment                                                            (11,599)                  (6,147)
     Net decrease in current assets                                                            71,730                   38,884
     Net increase (decrease) in current liabilities                                             6,329                  (32,572)
                                                                                      ---------------         ----------------

           Total adjustments                                                                   44,853                  188,054
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          182,720                  281,637
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                  11,599                   12,890
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                           11,599                   12,890
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                             -                  (28,150)
   Cash distributions to partners                                                            (128,332)                (320,830)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (128,332)                (348,980)
                                                                                      ---------------         ----------------

Net increase (decrease) in cash and cash equivalents                                           65,987                  (54,453)

Cash and cash equivalents at beginning of period                                               71,333                  227,793
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $       137,320         $        173,340
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during the period                                                    $             -         $          1,112
                                                                                      ===============         ================

Non-cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                                        $             -         $          4,198
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $2,426, respectively, and the allowance for doubtful accounts included in accounts receivable - affiliates was $0 and $60,000, respectively.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $117,391, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                                            1996                      1995
                                                                            ----                      ----

      Management fees                                                  $     12,564              $     20,956
      Reimbursable expenses paid                                             45,457                    39,595
                                                                       ------------              ------------

                                                                       $     58,021              $     60,551
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

(5)   Distributions to Partners

For the six months ended June 30, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                     General
                                   Date Paid                             Distribution                                Partner
 Quarter Ended                     or Payable                           Per $ 500 Unit              Total            Total
- --------------                     ----------                           --------------              -----           -----

March 31, 1996                     May 15, 1996                             $ 2.50                $ 60,958          $ 3,208
June 30, 1996                      August 15, 1996                          $ 2.50                $ 60,958          $ 3,208


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)
Results of Operations

The following discussion relates to Partnership's operations for the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Partnership realized net income of $86,898 and $66,824 for the three month periods ended June 30, 1996 and 1995, respectively. Rental income on operating leases decreased $97,692 or 61% between the three month periods. The decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and due to a decrease in the size of the equipment portfolio. No earned income on the direct financing leases has been recognized during the current quarter due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. The net gain on sale of equipment increased $3,947 or 52% between the three month periods primarily due to sales of fully depreciated equipment during the current quarter.

Total costs and expenses decreased $118,577 or 111% between the three month periods. The decrease in costs and expenses is the result of lower depreciation expense combined with the reversal of provision for doubtful accounts. Depreciation expense decreased $65,669 or 77% due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. The $60,000 reversal of the provision for doubtful accounts was generated due to the successful collection efforts on a sale proceeds receivable that had been fully reserved in a prior period. Management fees have decreased in relation to the decline in rental income. General and administrative expenses have increased $2,304 or 11%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership realized net income of $137,867 and $93,583 for the six month periods ended June 30, 1996 and 1995, respectively. Rental income on operating leases decreased $166,999 or 52%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the overall size of the equipment portfolio. No earned income on the direct financing leases has been recognized during the current year due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased during the first six months of 1996, due to the Partnership carrying lower average short-term investment balances. As mentioned above, net gain on sale of equipment increased from 1995 to 1996 due to the sale of fully depreciated equipment during 1996.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Total costs and expenses decreased $213,831 or 87% between the six month periods. As was discussed in the quarter analysis above, the decrease in costs and expenses is primarily the result of lower depreciation expense combined with the current year reversal of provision for doubtful accounts. The decrease in depreciation expense of $148,467 is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. The $60,000 reversal of the provision for doubtful accounts in the current year, reflects the successful collection of a sales proceed receivable, that had been fully reserved in a prior period. Management fees have decreased as a result of the decline in rental income. General and administrative expenses increased $5,169 or 14% between the six month periods. As discussed in the quarter analysis above, a major factor impacting the increase in general and administrative expenses is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $3.38 and $2.60 for the quarters ended June 30, 1996 and 1995, respectively, and $5.37 and $3.65 for the six month periods ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $218,445 and are to be received over the next two years.

For the six months ended June 30, 1996, the Partnership's investing activities resulted in sales of fully depreciated computer equipment generating proceeds of $11,599. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $64,166, of which $3,208 was allocated to the General Partner and $60,958 was allocated to the Limited Partners. The distribution will be paid on August 15, 1996. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President