Form 10-Q
period 1996-09-30
COLUMBIA LEASE INCOME FUND A LP
filed 1996-11-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-92914


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

                            -------------------------


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



                                  INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                                3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and For the Nine Months Ended
                          September 30, 1996 and 1995                                                            4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                            5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        8 - 10


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        11

              Signature                                                                                          12



                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      9/30/96               12/31/95
                                                                                 ----------------       ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      1,458,211       $      1,814,444
     Less accumulated depreciation                                                      1,364,290              1,658,660
                                                                                 ----------------       ----------------
       Investment property, net                                                            93,921                155,784

Cash and cash equivalents                                                                 127,594                 71,333
Rents receivable, net (note 2)                                                              8,470                 25,414
Accounts receivable - affiliates, net (note 2)                                              4,794                  2,758
                                                                                 ----------------       ----------------

     Total assets                                                                $        234,779       $        255,289
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                   $         29,371       $         31,741
   Accounts payable and accrued expenses                                                   18,732                 20,693
   Distributions payable (note 5)                                                          96,248                 64,166
                                                                                 ----------------       ----------------

     Total liabilities                                                                    144,351                116,600
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                238,399                229,583
     Cumulative cash distributions                                                       (642,127)              (630,895)
     Reallocation of capital accounts                                                     402,728                400,312
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,529,575              4,362,073
     Cumulative cash distributions                                                    (14,521,109)           (14,307,762)
     Reallocation of capital accounts                                                    (402,728)              (400,312)
                                                                                 ----------------       ----------------
                                                                                           90,428                138,689
                                                                                 ----------------       ----------------
     Total partners' equity                                                                90,428                138,689
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        234,779       $        255,289
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                         Quarters Ended                          Nine Months Ended
                                                          September 30,                            September 30,
                                                 -------------------------------        --------------------------------
                                                     1996              1995                   1996               1995
                                                 -------------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     84,408      $      97,528        $    241,843        $    421,962
   Earned income on
     direct financing lease                                 -                  -                   -               7,018
   Interest income                                      1,266              1,278               3,348               4,342
                                                 ------------      -------------        ------------        ------------

       Total revenue                                   85,674             98,806             245,191             433,322
                                                 ------------      -------------        ------------        ------------

Costs and expenses:
   Depreciation                                        18,390             52,383              56,783             239,243
   Interest                                                 -                103                   -               1,215
   Related party expenses (note 4):
     Management fees                                    6,503              9,096              19,067              30,052
     General and administrative                        21,199             20,689              63,491              57,812
   Net loss (gain) on sale
     of equipment                                       1,131             94,121             (10,468)             87,974
   (Reversal of) provision for
     doubtful accounts                                      -                  -             (60,000)              1,029
                                                 ------------      -------------        ------------        ------------

       Total costs and expenses                        47,223            176,392              68,873             417,325
                                                 ------------      -------------        ------------        ------------

Net income                                       $     38,451      $     (77,586)       $    176,318        $     15,997
                                                 ============      =============        ============        ============

Net income per Limited
   Partnership Unit                              $       1.50      $       (3.02)       $       6.87        $       0.63
                                                 ============      =============        ============        ============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                            1996                     1995
                                                                                            ----                     ----
Cash flows from operating activities:
   Net income                                                                         $       176,318         $         15,997
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by operating activities:
     Depreciation                                                                              56,783                  239,243
     (Reversal of) provision for doubtful accounts                                            (60,000)                   1,029
     Net (gain) loss on sale of equipment                                                     (10,468)                  87,974
     Net decrease in current assets                                                            74,908                   62,584
     Net decrease in current liabilities                                                       (4,331)                 (39,771)
                                                                                      ---------------         ----------------

           Total adjustments                                                                   56,892                  351,059
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          233,210                  367,056
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                  15,548                   14,881
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                           15,548                   14,881
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                             -                  (37,801)
   Cash distributions to partners                                                            (192,497)                (481,245)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (192,497)                (519,046)
                                                                                      ---------------         ----------------

Net increase (decrease) in cash and cash equivalents                                           56,261                 (137,109)

Cash and cash equivalents at beginning of period                                               71,333                  227,793
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $       127,594         $         90,684
                                                                                      ===============         ================

Supplemental cash flow information:
   Interest paid during the period                                                    $             -         $          1,215
                                                                                      ===============         ================

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                                         $             -         $          4,198
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $2,426 for each period, and the allowance for doubtful accounts included in accounts receivable - affiliates was $0 and $60,000, respectively.

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $93,921, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:

                                                        1996               1995
                                                        ----               ----

Management fees                                     $    19,067        $    30,052
Reimbursable expenses paid                               59,630             59,285
                                                    -----------        -----------

                                                    $    78,697        $    89,337
                                                    ===========        ===========

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

(5)   Distributions to Partners

For the nine months ended September 30, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                    Date Paid                           Distribution                               Partner
Quarter Ended                       or Payable                         Per $ 500 Unit              Total            Total
-------------                       ----------                         --------------              -----            -----

March 31, 1996                     May 15, 1996                             $ 2.50                $ 60,958          $ 3,208
June 30, 1996                      August 15, 1996                          $ 2.50                $ 60,958          $ 3,208
September 30, 1996                 November 15, 1996                        $ 3.75                $ 91,436          $ 4,812


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1996, compared to the same periods in 1995.

The Partnership realized net income of $38,451 and net loss of $77,586 for the three month periods ended September 30, 1996 and 1995, respectively. Rental income on operating leases decreased $13,120 or 13% between the three month periods. The decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and due to a decrease in the size of the equipment portfolio.

Total costs and expenses decreased $129,169 or 73% between the three month periods. The decrease in costs and expenses is the result of a significant decrease in net loss on sale of equipment. The decrease in net loss on sale of equipment can be attributed to sales of equipment carrying lower net book values. Depreciation expense decreased $33,993 or 65% due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees have decreased due to the decline in rental income. General and administrative expenses increased between the three month periods due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner.

The Partnership realized net income of $176,318 and $15,997 for the nine month periods ended September 30, 1996 and 1995, respectively. Rental income on operating leases decreased $180,119 or 43%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the overall size of the equipment portfolio. No earned income on direct financing leases has been recognized during the current year due to the complete allocation of the lease payments to the fair market value of the equipment over the lease terms in 1995. Interest income decreased $994 between 1995 and 1996 due to the Partnership carrying lower average short-term investment balances.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Total costs and expenses decreased $348,452 or 83% between the nine month periods. The decrease in costs and expenses can be attributed to a net gain on sale of equipment combined with the reduction in depreciation expense during the current year. The net gain on sale of equipment during the nine month period can be attributed to sales of equipment carrying lower net book values as compared to a net loss on sale of equipment during the prior year. The decrease in depreciation expense of $182,460 is due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. The $60,000 reversal of the provision for doubtful accounts in the current year, reflects the successful collection of a sales proceed receivable, that had been fully reserved in a prior period. Management fees have decreased due to the decline in rental income. General and administrative expenses increased $5,679 or 10% between the nine month periods. As discussed in the quarter analysis above, the increase in general and administrative expenses is due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner.

The Partnership recorded net income per Limited Partnership Unit of $1.50 and $(3.02) for the quarters ended September 30, 1996 and 1995, respectively, and $6.87 and $.63 for the nine month periods ended September 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment after the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $130,889 and are to be received over the next two years.

For the nine months ended September 30, 1996, the Partnership's investing activities resulted in sales of computer equipment generating proceeds of $15,548. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Cash distributions are currently at an annual level of 3% per Limited Partnership Unit, or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $96,248, of which $4,812 was allocated to the General Partner and $91,436 was allocated to the Limited Partners. The distribution will be paid on November 15, 1996. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date: November 14, 1996

By:   Arthur P. Beecher,
      President