Form 10-K
period 1996-12-31
COLUMBIA LEASE INCOME FUND A LP
filed 1997-03-27
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1996          Commission File No. 2-92914

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

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act
                                      None

                      ------------------------------------

           Securities registered pursuant to Section 12(g) of the Act
                     Units of Limited Partnership Interests

                      ------------------------------------


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

                            Exhibit Index on Page: 35

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     PART I

Item 1.       BUSINESS

General Development of Business. Columbia Lease Income Fund A L.P. (the "Partnership") is a limited partnership organized under the provisions of the Delaware Revised Uniform Limited Partnership Act on August 13, 1984. At December 31, 1996, TLP Columbia Management Corporation ("TCMC"), a wholly-owned subsidiary of its parent company, TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TLP is a wholly-owned subsidiary of TLP Holding LLC.

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

Related Parties and Conflicts of Interest. The General Partner serves or has served as a general partner of Columbia Lease Income Fund II-B L.P. ("CLIF II-B"), Columbia Lease Income Fund II-C L.P. ("CLIF II-C"), Columbia Lease Income Fund II-D L.P. ("CLIF II-D"), and Columbia Lease Income Fund II-E L.P. ("CLIF II-E") (the "Other CLIF Partnerships"), which have investment objectives similar to that of the Partnership.

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

Three lessees, Eaton Corporation, Northern Indiana Public Service Company and Sports & Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 29.01%, 18.92% and 35.92%, respectively, of the total rental income for the year ended December 31, 1996. Eaton Corporation, Northern Indiana Public Service Company and Sports & Recreation, Incorporated lease equipment comprising 52.06%, 12.77% and 23.00%, respectively, of the total equipment portfolio at December 31, 1996.

Foreign Operations and Segment Data. The Partnership has not engaged, and does not intend to engage, in material operations in foreign countries, nor is a material portion of the Partnership's revenue intended to be derived from customers in foreign countries. Since the Partnership will engage only in equipment leasing, no industry segment information is provided herein.

Item 2.       PROPERTIES

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $76,150, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

Item 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject.

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

Holders. Except for the General Partner's interest, the only class of equity held in the Partnership is Units of Limited Partnership Interest. As of December 31, 1996, 1,680 Limited Partners owned the 24,383 issued and outstanding Units.

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

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned capital contributions invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments. Including the distribution for the fourth quarter of 1996 made February 15, 1997, the cumulative distributions to date are $597.74 per Unit. This cumulative distribution per Unit amount represents 59.47% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

During the fiscal year ended December 31, 1996, the Partnership distributed Distributable Cash From Operations and Distributable Cash From Sales or Refinancings aggregating $274,310 to Limited Partners as follows:


Distribution                           Record                               Total                         Distribution
    Date                                Date                             Distribution                     per $500 Unit
---------------                       ---------                          ------------                     -------------

May 15, 1996                        March 31, 1996                     $       60,958                       $     2.50
August 15, 1996                     June 30, 1996                              60,958                             2.50
November 15, 1996                   September 30, 1996                         91,436                             3.75
February 15, 1997                   December 31, 1996                          60,958                             2.50
                                                                       --------------                       ----------

                                                 Total                 $      274,310                       $    11.25
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

                                                                    For the Years Ended December 31,
                                        1996                1995                1994               1993                1992
                                    -------------      --------------      -------------       -------------       -------------

Operating Data
Rental income on
   operating leases                $      324,458     $       517,822     $      716,667      $      879,687      $    1,199,633
Net income                                214,690              25,822            176,143             234,125             383,697
Net income per Limited
   Partnership Unit                          8.36                1.00               6.86                9.12               14.95

Balance Sheet Data
Total assets                       $      173,197     $       255,289     $      865,215      $    1,660,371      $    2,804,457
Long-term debt                                  -                   -             37,801              90,647             172,851
Net asset value                            64,633             138,689            562,025           1,107,877           2,147,220
Net asset value per
   Limited Partnership Unit                  2.65                5.69              23.05               45.44               88.47
Distributions to partners                 288,746             449,158            721,995           1,273,468           1,219,150
Distributions per Limited
   Partnership Unit                         11.25               17.50              28.13               50.00               50.00


Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

The following discussion relates to Partnership's operations for the year ended December 31, 1996, in comparison to the years ended December 31, 1995 and 1994.

The Partnership realized net income of $214,690, $25,822, and $176,143 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income on operating leases decreased $193,364 or 37% and $198,845 or 28% in 1996 and 1995, respectively. The decrease in rental income each year is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the size of the equipment portfolio. No earned income on direct financing leases has been recognized during the current year, as all direct financing leases expired in 1995. Interest income remained flat from 1995, but decreased $2,081 from 1994 to 1995 as a result of lower average short-term investment balances held each year. The increase in net gain on sale of equipment is attributed to the larger number of sales of equipment in 1996 carrying lower net book values compared to a net loss on sale of equipment during the prior year.

Total costs and expenses decreased 69% and 28% in 1996 and 1995, respectively, compared to prior periods. The decrease in costs and expenses is primarily due to the decrease in depreciation expense. Depreciation expense decreased each year due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees have decreased in relation to the decline in rental income for the years ended December 31, 1996, 1995 and 1994. General and administrative expenses remained relatively flat between 1996 and 1995. The net $57,142 reversal of the provision for doubtful accounts in the current year is primarily due to the successful collection of a sales proceed receivable that had been fully reserved in a prior period.

The Partnership recorded net income per Limited Partnership Unit of $8.36, $1.00, and $6.86 for the years ended December 31, 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources.

For the year ended December 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $97,567 and are to be received over the next two years (see note 6 to the financial statements).

For the year ended December 31, 1996, the Partnership's investing activities resulted in equipment sales with a depreciated cost basis of $5,081, generating $17,298 in sales proceeds. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions paid in the first quarter of 1997 are currently at an annual level of 2% per Limited Partnership Unit, or $10.00 per Limited Partnership Unit. During 1996, the Partnership distributed or declared a total of $11.25 per Limited Partnership Unit, of which $8.36 per Unit represents income and $2.89 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $64,167, of which $3,209 was allocated to the General Partner and $60,958 was allocated to the Limited Partners. The distribution made on February 15, 1997. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




To the Partners of Columbia Lease Income Fund A L.P.:

We have audited the accompanying balance sheets of Columbia Lease Income Fund A L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1996. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Lease Income Fund A L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                   1995
                                                                                 ----------------       ----------------
Investment property, at cost (notes 3 & 6):
   Computer equipment                                                            $      1,444,033       $      1,814,444
     Less accumulated depreciation                                                      1,367,883              1,658,660
                                                                                 ----------------       ----------------
       Investment property, net                                                            76,150                155,784

Cash and cash equivalents                                                                  60,959                 71,333
Rents receivable, net (note 2)                                                             27,132                 25,414
Accounts receivable - affiliates, net (notes 2 & 4)                                         8,956                  2,758
                                                                                 ----------------       ----------------

     Total assets                                                                $        173,197       $        255,289
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 4)                                              $         30,261       $         31,741
   Accounts payable and accrued expenses                                                   14,136                 20,693
   Distributions payable (note 7)                                                          64,167                 64,166
                                                                                 ----------------       ----------------

     Total liabilities                                                                    108,564                116,600
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                240,317                229,583
     Cumulative cash distributions                                                       (645,331)              (630,895)
     Reallocation of capital accounts (note 9)                                            404,014                400,312
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,566,029              4,362,073
     Cumulative cash distributions                                                    (14,582,072)           (14,307,762)
     Reallocation of capital accounts (note 9)                                           (404,014)              (400,312)
                                                                                 ----------------       ----------------
                                                                                           64,633                138,689
                                                                                 ----------------       ----------------
     Total partners' equity                                                                64,633                138,689
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        173,197       $        255,289
                                                                                 ================       ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                 1996                     1995                   1994
                                                            ---------------         ---------------        ---------------
Revenue:
   Rental income on operating leases                        $       324,458         $       517,822        $       716,667
   Earned income on direct financing
     leases (note 5)                                                      -                   7,018                 15,138
   Interest income                                                    7,096                   7,023                  9,104
   Net gain (loss) on sale of equipment                              12,217                 (87,974)                14,651
                                                            ---------------         ---------------        ---------------

       Total revenue                                                343,771                 443,889                755,560
                                                            ---------------         ---------------        ---------------

Costs and expenses:
   Depreciation                                                      79,164                 294,578                438,986
   Interest                                                               -                   1,215                  5,678
   Related party expenses (note 4):
     Management fees                                                 24,320                  36,591                 54,575
     General and administrative                                      82,739                  84,654                 72,949
   (Reversal of) provision for doubtful accounts                    (57,142)                  1,029                  7,229
                                                            ---------------         ---------------        ---------------

       Total costs and expenses                                     129,081                 418,067                579,417
                                                            ---------------         ---------------        ---------------

Net income                                                  $       214,690         $        25,822        $       176,143
                                                            ===============         ===============        ===============

Net income per Limited
   Partnership Unit
                                                            $          8.36         $          1.00        $          6.86
                                                            ===============         ===============        ===============

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                         Statements of Partners' Equity
              For the Years Ended December 31, 1996, 1995 and 1994



                                                     General Partner             Limited Partners                    Total
                                                         Amount              Units               Amount              Amount
                                                     -------------           ------       ----------------      ----------------
Equity at
   December 31, 1993                                 $           -           24,383       $      1,107,877      $      1,107,877

Distributions (note 7)                                     (36,101)               -               (685,894)             (721,995)

Net income (note 8)                                          8,807                -                167,336               176,143

Reallocation of capital accounts (note 9)                   27,294                -                (27,294)                    -
                                                     -------------           ------       ----------------      ----------------

Equity at
   December 31, 1994                                             -           24,383                562,025               562,025

Distributions (note 7)                                     (22,454)               -               (426,704)             (449,158)

Net income (note 8)                                          1,291                -                 24,531                25,822

Reallocation of capital accounts (note 9)                   21,163                -                (21,163)                    -
                                                     -------------           ------       ----------------      ----------------

Equity at
   December 31, 1995                                             -           24,383                138,689               138,689

Distributions (note 7)                                     (14,436)               -               (274,310)             (288,746)

Net income (note 8)                                         10,734                -                203,956               214,690

Reallocation of capital accounts (note 9)                    3,702                -                 (3,702)                    -
                                                     -------------           ------       ----------------      ----------------

Equity at
   December 31, 1996                                 $           -           24,383       $         64,633      $         64,633
                                                     =============           ======       ================      ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                             1996                1995               1994
                                                                             ----                ----               ----

Cash flows from operating activities:
   Net income                                                           $     214,690       $      25,822     $     176,143
                                                                        -------------       -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
     Depreciation                                                              79,164             294,578           438,986
     Net (gain) loss on sale of equipment                                     (12,217)             87,974           (14,651)
     (Reversal of) provision for doubtful accounts                            (57,142)              1,029             7,229
     Net decrease in current assets                                            49,226              55,004            60,265
     Net decrease in current liabilities                                       (8,037)            (44,519)          (44,065)
                                                                        -------------       -------------     -------------

       Total adjustments                                                       50,994             394,066           447,764
                                                                        -------------       -------------     -------------

       Net cash provided by operating activities                              265,684             419,888           623,907
                                                                        -------------       -------------     -------------

Cash flows from investing activities:
   Purchase of investment property                                             (4,611)                  -          (254,753)
   Proceeds from sales of investment property                                  17,298              14,881            69,765
                                                                        -------------       -------------     -------------

       Net cash provided by (used in) investing activities                     12,687              14,881          (184,988)
                                                                        -------------       -------------     -------------

Cash flows from financing activities:
   Principal payments on long-term debt                                             -             (37,801)          (52,846)
   Cash distributions to partners                                            (288,745)           (553,428)         (874,388)
                                                                        -------------       -------------     -------------

       Net cash used in financing activities                                 (288,745)           (591,229)         (927,234)
                                                                        -------------       -------------     -------------

Net decrease in cash and cash equivalents                                     (10,374)           (156,460)         (488,315)

Cash and cash equivalents at beginning of year                                 71,333             227,793           716,108
                                                                        -------------       -------------     -------------

Cash and cash equivalents at end of year                                $      60,959       $      71,333     $     227,793
                                                                        =============       =============     =============

Supplemental cash flow information:
   Interest paid during the year                                        $           -       $       1,215     $       5,678
                                                                        =============       =============     =============

Non-cash investing activities:
   Reclassification of expired direct financing
     lease to operating lease                                           $           -       $       4,198     $       3,231
                                                                        =============       =============     =============

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

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

At  December  31,  1996,   TLP-Columbia   Management   Corporation  ("TCMC"),  a
wholly-owned subsidiary of TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TCMC was admitted as a co-General Partner of the Partnership on June 30, 1993 and has exercised control over the Partnership since that date. Pursuant to TCMC's admission, Meridian-Columbia Management Corporation ("Meridian-CMC") voluntarily withdrew as co-General Partner of the Partnership, effective November 30, 1993. TM-Columbia Management Corporation ("TMC"), a wholly-owned subsidiary of Thomson McKinnon Inc. ("TMI"), was a General Partner from August 13, 1984 until October 14, 1990 when TMC voluntarily withdrew from the Partnership. Meridian-CMC was admitted as a General Partner of the Partnership on November 2, 1989.

The General Partner has contributed $1,000 to the Partnership. The subscription period for the Partnership commenced on October 26, 1984 and terminated on February 4, 1985. Admissions of Limited Partners occurred as follows:

                                                       Units of Limited
                                                     Partnership Interest                        Total Capital
         Date of Admission                                  ("Units")                            Contribution

         December 21, 1984                                      8,244                            $     4,122,000
         January 18, 1985                                      10,593                                  5,296,500
         February 20, 1985                                      5,546                                  2,773,000
                                                            ---------                            ---------------
                Total                                          24,383                            $    12,191,500
                                                            =========                            ===============

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

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1996 and 1995, the allowance for doubtful accounts included in rents receivable was $5,284 and $2,426, respectively, and $0 and $60,000 in accounts receivable - affiliates, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income (loss), as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $158,914, $(80,035), and $211,399 in 1996, 1995 and 1994, respectively (see note 10).

Equipment on Operating Leases

The Partnership has determined that all of its equipment leases are properly classified as operating leases. Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost including acquisition fees and other expenses related to the purchase of equipment. Equipment placed in service prior to January 1, 1990 is depreciated on a straight-line basis over five years to its estimated salvage value. Equipment placed in service after January 1, 1990 and prior to July 1, 1993 is depreciated on a straight-line basis over the term of the lease to its estimated residual value at the end of the lease. Equipment placed in service on or after July 1, 1993 is depreciated using an accelerated method over an economic life of five years. The effect of this change in depreciation method is not material to the 1993 financial statements. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Rental income is determined on the basis of rental payments due under the terms of the lease.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(3)   Investment Property

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $76,150, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

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

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     1996               1995              1994
                                                     ----               ----              ----

Equipment acquisition fees                        $        112     $            -     $       6,214
Management fees                                         24,320             36,591            54,575
Reimbursable expenses paid                              83,896             82,456            72,977
                                                  ------------     --------------     -------------

                                                  $    108,328     $      119,047     $     133,766
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

(5)   Net Investment in Direct Financing Leases

There are no future minimum lease payments outstanding as of December 31, 1996 as all of the remaining direct financing leases expired during 1995.

(6)   Equipment on Operating Leases

Equipment on operating leases is comprised primarily of computer peripheral devices, small data processing systems/attachments and computer terminals purchased from Suppliers.

Future minimum lease payments to be received as of December 31, 1996 under existing noncancelable operating leases are as follows:

                        1997                      $       97,492
                        1998                                  75
                                                  --------------

                                                  $       97,567
                                                  ==============

Three lessees, Eaton Corporation, Northern Indiana Public Service Company and Sports & Recreation, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 29.01%, 18.92% and 35.92%, respectively, of the total rental income for the year ended December 31, 1996. Eaton Corporation, Northern Indiana Public Service Company and Sports & Recreation, Incorporated lease equipment comprising 52.06%, 12.77% and 23.00%, respectively, of the total equipment portfolio at December 31, 1996.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements


(7)   Distributions to Partners

For  the  years  ended  December  31,  1996,  1995  and  1994,   declaration  of
Distributable Cash were as follows:

                                                                        Limited Partners
                                                           Distribution                                             General
                                  Year Ended               Per $500 Unit                  Total                     Partner
                           -----------------------         -------------              -------------                ---------

                           December 31, 1996                $    11.25                $     274,310                $    14,436
                           December 31, 1995                $    17.50                $     426,704                $    22,454
                           December 31, 1994                $    28.13                $     685,894                $    36,101

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned capital contributions invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments. Including the distribution for the fourth quarter of 1996 made February 15, 1997, the cumulative distributions to date are $597.74 per Unit. This cumulative distribution per Unit amount represents 59.47% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership. Distributions to partners in excess of net income represent a return of capital. See note 9 regarding General Partner distributions which have been returned to the Partnership during the current and prior years.

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

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(10) Reconciliation of Financial Statement Net Income to Taxable Income (Loss) to Partners

A reconciliation of financial statement net income to taxable income (loss) to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                  1996               1995                1994
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      214,690      $      25,822      $     176,143

      Rental income for financial statement purposes less than
           (in excess of) rental income for tax purposes                               6,048            (20,698)              (626)

      Income on direct financing leases for financial statement
           purposes less than income for tax purposes                                      -             53,882             44,527

      Provision for doubtful accounts expense for financial
           statement purposes less than provision for doubtful
           accounts expense for tax purposes                                         (57,142)          (158,971)           (27,953)

      Depreciation expense for financial statement purposes
           (less than) in excess of depreciation expense for
           tax purposes                                                               (5,708)            51,838             28,126

      Net  gain on sale of equipment for financial  statement
           purposes less than (in excess of) net gain on sale
           of equipment for tax purposes                                               1,026            (31,908)            (8,818)
                                                                              --------------      -------------      -------------

      Taxable income (loss) to partners                                       $      158,914      $     (80,035)     $     211,399
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

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                       Balance at             Additions                                          Balance
                                       beginning              charged to                                         at end
Classification                          of year           costs and expenses            Charge-offs              of year



Year ended
December 31, 1994                  $        249,350        $          7,229         $         35,182        $         221,397
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $        221,397        $          1,029         $        160,000        $          62,426
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $         62,426        $          2,858         $         60,000        $           5,284
                                   ================        ================         ================        =================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

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


TLP Columbia Management Corporation

          Name                                                Title                                                    Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32



(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TCMC and TLP. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President of TCMC and President and Director of TLP. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TCMC and TLP. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TCMC and TLP. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TCMC and TLP. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TCMC and TLP. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston,
Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the General Partner which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See note 4 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 24,383 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a Limited Partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

See Items 1., 8. note (4). above for information concerning transactions with TCMC and Meridian-CMC and their affiliates.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1.  Financial Statements                                                                                      Page No.

          Independent Auditors' Report - KPMG Peat Marwick LLP                                                      16
          Balance Sheets at December 31, 1996 and 1995                                                              17
          Statements of Operations for the Years Ended
             December 31, 1996, 1995 and 1994                                                                       18
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1996, 1995 and 1994                                                       19
          Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                                                                 20
          Notes to Financial Statements                                                                             21-27

       2. Financial Statement Schedules

             Schedule II - Valuation and Qualifying Accounts and Reserves                                           28

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.



3.A.      Exhibit Index
          N/A

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


Date:  March 27, 1997

By:    Arthur P. Beecher,
       President