Form 10-Q
period 1997-03-31
COLUMBIA LEASE INCOME FUND A LP
filed 1997-05-14
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1997                 Commission File No. 2-92914


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


                                     INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                         Quarters Ended March 31, 1997 and 1996                                                  4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1997 and 1996                                                  5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                        8 - 9


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        10

              Signature                                                                                          11



                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)             (Audited)
                                                                                      3/31/97               12/31/96
                                                                                 ----------------       ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      1,437,760       $      1,444,033
     Less accumulated depreciation                                                      1,372,546              1,367,883
                                                                                 ----------------       ----------------
       Investment property, net                                                            65,214                 76,150

Cash and cash equivalents                                                                  66,416                 60,959
Rents receivable, net (note 2)                                                             13,410                 27,132
Sales receivable                                                                            1,381                      -
Accounts receivable - affiliates, net (note 4)                                                  -                  8,956
                                                                                 ----------------       ----------------

     Total assets                                                                $        146,421       $        173,197
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 4)                                              $         30,002       $         30,261
   Accounts payable and accrued expenses                                                   15,352                 14,136
   Distributions payable (note 5)                                                          32,083                 64,167
                                                                                 ----------------       ----------------

     Total liabilities                                                                     77,437                108,564
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                242,139                240,317
     Cumulative cash distributions                                                       (646,935)              (645,331)
     Reallocation of capital accounts                                                     403,796                404,014
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,600,641              4,566,029
     Cumulative cash distributions                                                    (14,612,551)           (14,582,072)
     Reallocation of capital accounts                                                    (403,796)              (404,014)
                                                                                 ----------------       ----------------
                                                                                           68,984                 64,633
                                                                                 ----------------       ----------------
     Total partners' equity                                                                68,984                 64,633
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        146,421       $        173,197
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                          1997                   1996
                                                                                    ---------------        ---------------

Revenue:
   Rental income on operating leases                                                $        72,493        $        95,163
   Interest income                                                                              724                    655
   Net gain on sale of equipment                                                              1,381                      -
                                                                                    ---------------        ---------------

       Total revenue                                                                         74,598                 95,818
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                              10,936                 19,198
   Related party expenses (note 4):
     Management fees                                                                          7,516                  5,957
     General and administrative                                                              22,263                 19,694
   Reversal of provision for doubtful accounts                                               (2,551)                     -
                                                                                    ---------------        ---------------

       Total costs and expenses                                                              38,164                 44,849
                                                                                    ---------------        ---------------

   Net income                                                                       $        36,434        $        50,969
                                                                                    ===============        ===============

   Net income per Limited Partnership Unit                                          $          1.42        $          1.99
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                                 1997               1996
                                                                                            -------------     -------------

Cash flows from operating activities:
   Net income                                                                               $      36,434     $      50,969
                                                                                            -------------     -------------

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating  activities:
     Depreciation                                                                                  10,936            19,198
     Net gain on sale of equipment                                                                 (1,381)                -
     Reversal of provision for doubtful accounts                                                   (2,551)                -
     Net decrease (increase) in current assets                                                     23,848           (11,285)
     Net increase (decrease) in current liabilities                                                   957            (6,760)
                                                                                            -------------     -------------

       Total adjustments                                                                           31,809             1,153
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                   68,243            52,122
                                                                                            -------------     -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                       1,381                 -
                                                                                            -------------     -------------

       Net cash provided by investing activities                                                    1,381                 -
                                                                                            -------------     -------------

Cash flows from financing activities:
   Cash distributions to partners                                                                 (64,167)          (64,166)
                                                                                            -------------     -------------

       Net cash used in financing activities                                                      (64,167)          (64,166)
                                                                                            -------------     -------------

Net increase (decrease) in cash and cash equivalents                                                5,457           (12,044)

Cash and cash equivalents at beginning of period                                                   60,959            71,333
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $      66,416     $      59,289
                                                                                            =============     =============


                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Basis of Presentation

The foregoing financial statements of Columbia Lease Income Fund A L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $2,733 and $5,284, respectively.

(3)   Investment Property

At March 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $65,214, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31 are as follows:

                                              1997                      1996
                                              ----                      ----

Management fees                          $      7,516              $      5,957
Reimbursable expenses paid                     22,640                    20,571
                                         ------------              ------------

                                         $     30,156              $     26,528
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

(5)   Distributions to Partners

For the three months ended March 31, 1997, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners

                                                                                                                    General
                                    Date Paid                             Distribution                              Partner
Quarter Ended                       or Payable                           Per $ 500 Unit             Total            Total
-------------                       ----------                           --------------             -----            -----

March 31, 1997                     May 15, 1997                             $ 1.25                $ 30,479          $ 1,604


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1997 compared to the same period in 1996.

The Partnership realized net income of $36,432 and $50,969 for the quarters ended March 31, 1997 and 1996, respectively. Rental income on operating leases decreased $22,670 or 24% between the three month periods. The decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the first quarter of 1997. The net gain on sale of equipment of $1,381 is attributed to sales of fully depreciated equipment in the current quarter.

Total costs and expenses decreased $6,685 or 15% between the three month periods. The decrease in costs and expenses is primarily due to the decline in depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated, and due to a reduction in the overall equipment portfolio. Although rental income declined, management fees increased $1,559 or 26% due to the increased collection of delinquent rents receivable in the current quarter. General and administrative expense increased $2,569 or 13%. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships. The reversal of provision for doubtful accounts in the current quarter is due to the successful collection efforts of delinquent rents receivable.

The Partnership recorded net income per Limited Partnership Unit of $1.42 and $1.99 for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (Unaudited)

Rental income on operating leases has continued to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $77,389 and are to be received over the next four years.

For the three months ended March 31, 1997, the Partnership's investing activities generated $1,381 in sales proceeds on the sale of fully depreciated equipment with an original cost basis of $6,273. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1997, the Partnership declared a cash distribution of $32,083, of which $1,604 was allocated to the General Partner and $30,479 was allocated to the Limited Partners. The distribution will be paid on May 15, 1997. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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

Date:   May 12, 1997