Form 10-Q
period 1997-06-30
COLUMBIA LEASE INCOME FUND A LP
filed 1997-08-13
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1997                      Commission File No. 2-92914


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

                         -------------------------------


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


                                    INDEX                                                                         Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1997 and December 31, 1996                                      3

                    Statements of Operations
                          Quarters Ended June 30, 1997 and 1996 and
                          Six Months Ended June 30, 1997 and 1996                                                 4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996                                                 5

                    Notes to Financial Statements                                                                 6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                         8 - 9


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                         10

              Signature                                                                                           11



                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      6/30/97               12/31/96
                                                                                 ----------------       ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      1,412,572       $      1,444,033
     Less accumulated depreciation                                                      1,358,292              1,367,883
                                                                                 ----------------       ----------------
       Investment property, net                                                            54,280                 76,150

Cash and cash equivalents                                                                  67,957                 60,959
Rents receivable, net (note 2)                                                              8,632                 27,132
Sales receivable, net (note 2)                                                                  -                      -
Accounts receivable - affiliates (note 4)                                                       -                  8,956
                                                                                 ----------------       ----------------

     Total assets                                                                $        130,869       $        173,197
                                                                                 ================       ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 4)                                              $         22,398       $         30,261
   Accounts payable and accrued expenses                                                   19,462                 14,136
   Distributions payable (note 5)                                                          64,167                 64,167
                                                                                 ----------------       ----------------

     Total liabilities                                                                    106,027                108,564
                                                                                 ----------------       ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                243,140                240,317
     Cumulative cash distributions                                                       (650,143)              (645,331)
     Reallocation of capital accounts                                                     406,003                404,014
                                                                                 ----------------       ----------------
                                                                                                -                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,619,664              4,566,029
     Cumulative cash distributions                                                    (14,673,509)           (14,582,072)
     Reallocation of capital accounts                                                    (406,003)              (404,014)
                                                                                 ----------------       ----------------
                                                                                           24,842                 64,633
                                                                                 ----------------       ----------------
     Total partners' equity                                                                24,842                 64,633
                                                                                 ----------------       ----------------

     Total liabilities and partners' equity                                      $        130,869       $        173,197
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                         Quarters Ended                          Six Months Ended
                                                            June 30,                                June 30,
                                                 -------------------------------        --------------------------------
                                                     1997              1996                   1997               1996
                                                 -------------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     63,888      $      62,272        $    136,381        $    157,435
   Interest income                                        733              1,427               1,457               2,082
   Other income                                            50                  -                  50                   -
   Net gain on sale
     of equipment                                         250             11,599               1,631              11,599
                                                 ------------      -------------        ------------        ------------

       Total revenue                                   64,921             75,298             139,519             171,116
                                                 ------------      -------------        ------------        ------------

Costs and expenses:
   Depreciation                                        10,935             19,195              21,871              38,393
   Related party expenses (note 4):
     Management fees                                    5,980              6,607              13,496              12,564
     General and administrative                        28,632             22,598              50,895              42,292
   Reversal of provision for
     doubtful accounts                                   (650)           (60,000)             (3,201)            (60,000)
                                                 ------------      -------------        ------------        ------------

       Total costs and expenses                        44,897            (11,600)             83,061              33,249
                                                 ------------      -------------        ------------        ------------

Net income                                       $     20,024      $      86,898        $     56,458        $    137,867
                                                 ============      =============        ============        ============

Net income per Limited
   Partnership Unit                              $        .78      $        3.38        $       2.20        $       5.37
                                                 ============      =============        ============        ============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                            1997                     1996
                                                                                      ---------------         ----------------

Cash flows from operating activities:
   Net income                                                                         $        56,458         $        137,867
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation                                                                              21,871                   38,393
     Reversal of provision for doubtful accounts                                               (3,201)                 (60,000)
     Net gain on sale of equipment                                                             (1,631)                 (11,599)
     Net decrease in current assets                                                            30,657                   71,730
     Net (decrease) increase in current liabilities                                            (2,537)                   6,329
                                                                                      ---------------         ----------------

           Total adjustments                                                                   45,159                   44,853
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          101,617                  182,720
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                   1,631                   11,599
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                            1,631                   11,599
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Cash distributions to partners                                                             (96,250)                (128,332)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                              (96,250)                (128,332)
                                                                                      ---------------         ----------------

Net increase in cash and cash equivalents                                                       6,998                   65,987

Cash and cash equivalents at beginning of period                                               60,959                   71,333
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        67,957         $        137,320
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $733 and $5,284, respectively, and $1,350 and $0 included in sales receivable, respectively.

(3)   Investment Property

At June 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $54,280, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                                            1997                      1996
                                                                            ----                      ----

Management fees                                                        $     13,496              $     12,564
Reimbursable expenses paid                                                   43,718                    45,457
                                                                       ------------              ------------

                                                                       $     57,214              $     58,021
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

(5)   Distributions to Partners

For the six months ended June 30, 1997, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                    Date Paid                           Distribution                               Partner
 Quarter Ended                      or Payable                         Per $ 500 Unit              Total            Total
--------------                      ----------                         --------------              -----            -----

March 31, 1997                     May 15, 1997                             $ 1.25                $ 30,479          $ 1,604
June 30, 1997                      August 15, 1997                          $ 2.50                $ 60,958          $ 3,208


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the quarter and six months ended June 30, 1997 in comparison to the same periods ended June 30, 1996.

The Partnership realized net income of $20,024 and $86,898 for the quarters ended June 30, 1997 and 1996, respectively. Rental income on operating leases increased $1,616 or 3% between the three month periods. The increase in rental income between the two periods is due to favorable rates on equipment lease extensions during the current quarter. Interest income decreased as a result of lower average short-term cash balances held during the current quarter. Other income in 1997 is the result of a sales tax refund received from the State of Colorado. The decrease in net gain on sale of equipment in the current quarter is primarily due to a smaller number of equipment sales.

Total costs and expenses increased $56,497 or 487% in 1997. The significant increase in costs and expenses is primarily due to the $60,000 reversal of provision for doubtful accounts recorded in 1996. Depreciation expense decreased $8,260 or 43% due to a large portion of the equipment portfolio becoming fully depreciated and due to a reduction in the overall equipment portfolio. Management fees decreased slightly in correlation to the decline in rents actually received between the two periods. General and administrative expenses increased $6,034. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management. The $650 reversal of provision for doubtful accounts in the current quarter is due to the successful collection efforts of delinquent rents receivable.

The Partnership realized net income of $56,458 and $137,867 for the six months ended June 30, 1997 and 1996, respectively. The $21,054 or 13% decrease in rental income is attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased from 1996 as a result of lower cash balances held during the current six month period. As mentioned above, other income is related to a sales tax refund received from the State of Colorado. The decrease in net gain on sale of equipment in 1997 is due to a smaller number of equipment sales carrying high net book values.

Total costs and expenses increased $49,812 or 150% during the six month periods. As was discussed in the quarter analysis above, the increase in costs and expenses is primarily the result of the $60,000 reversal of provision for doubtful accounts in 1996. The $16,522 or 43% decrease in depreciation expense is primarily due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees increased mainly due to an increase in rental collections during the year. General and administrative expenses increased $8,603 or 20% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The $3,201 reversal of provision for doubtful accounts is the result of successful collection efforts of delinquent rents receivable in 1997.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership recorded net income per Limited Partnership Unit of $.78 and $3.38 for the quarters ended June 30, 1997 and 1996, respectively, and $2.20 and $5.37 for the six month periods ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income on operating leases has continued to decrease due to two factors. First, lower rates are usually obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $132,312 and are to be received over the next four years.

For the six months ended June 30, 1997, the Partnership's investing activities generated $1,631 in sales proceeds on the sale of fully depreciated equipment with an original cost basis of $31,461. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

Cash distributions are currently at an annual level of 2% per Limited Partnership Unit, or $2.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1997, the Partnership declared a cash distribution of $64,166, of which $3,208 was allocated to the General Partner and $60,958 was allocated to the Limited Partners. The distribution will be paid on August 15, 1997. The Partnership expects to continue paying at or near this level. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  August 13, 1997

By:    Arthur P. Beecher,
       President