Form 10-Q
period 1997-09-30
COLUMBIA LEASE INCOME FUND A LP
filed 1997-11-10
CIK 751683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


Quarter Ended September 30, 1997                     Commission File No. 2-92914


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

                               ------------------


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

                                   INDEX                                                                           Page No.


Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1997 and December 31, 1996                                  3

                    Statements of Operations
                          Quarters Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996                                            4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996                                            5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                          8 - 9


Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          10

              Signature                                                                                            11



                          PART I. FINANCIAL INFORMATION

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)             (Audited)
                                                                                      9/30/97               12/31/96
                                                                                  ---------------        ---------------
Investment property, at cost (note 3):
   Computer equipment                                                             $     1,404,099        $     1,444,033
     Less accumulated depreciation                                                      1,360,080              1,367,883
                                                                                  ---------------        ---------------
       Investment property, net                                                            44,019                 76,150

Cash and cash equivalents                                                                  37,700                 60,959
Rents receivable, net (note 2)                                                              2,207                 27,132
Accounts receivable - affiliates                                                                -                  8,956
                                                                                  ---------------        ---------------

     Total assets                                                                 $        83,926        $       173,197
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 4)                                               $        25,476        $        30,261
   Accounts payable and accrued expenses                                                   18,969                 14,136
   Distributions payable (note 5)                                                               -                 64,167
                                                                                  ---------------        ---------------

     Total liabilities                                                                     44,445                108,564
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                243,872                240,317
     Cumulative cash distributions                                                       (650,143)              (645,331)
     Reallocation of capital accounts                                                     405,271                404,014
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (24,383 units):
     Capital contribution, net of
       offering costs                                                                  10,484,690             10,484,690
     Cumulative net income                                                              4,633,571              4,566,029
     Cumulative cash distributions                                                    (14,673,509)           (14,582,072)
     Reallocation of capital accounts                                                    (405,271)              (404,014)
                                                                                  ---------------        ---------------
                                                                                           39,481                 64,633
                                                                                  ---------------        ---------------
     Total partners' equity                                                                39,481                 64,633
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $        83,926        $       173,197
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                         Quarters Ended                          Nine Months Ended
                                                          September 30,                            September 30,
                                                 -------------------------------        --------------------------------
                                                     1997              1996                   1997               1996
                                                 -------------------------------        --------------------------------

Revenue:
   Rental income on operating leases             $     58,499      $      84,408        $    194,880        $    241,843
   Interest income                                        590              1,266               2,047               3,348
   Other income                                             -                  -                  50                   -
   Net gain (loss) on sale
     of equipment                                           -             (1,131)              1,631              10,468
                                                 ------------      -------------        ------------        ------------

       Total revenue                                   59,089             84,543             198,608             255,659
                                                 ------------      -------------        ------------        ------------

Costs and expenses:
   Depreciation                                        10,261             18,390              32,132              56,783
   Related party expenses (note 4):
     Management fees                                    5,183              6,503              18,679              19,067
     General and administrative                        31,089             21,199              81,984              63,491
   Reversal of provision for
     doubtful accounts                                 (2,083)                 -              (5,284)            (60,000)
                                                 ------------      -------------        ------------        ------------

       Total costs and expenses                        44,450             46,092             127,511              79,341
                                                 ------------      -------------        ------------        ------------

Net income                                       $     14,639      $      38,451        $     71,097        $    176,318
                                                 ============      =============        ============        ============

Net income per Limited
   Partnership Unit                              $       0.57      $        1.50        $       2.77        $       6.87
                                                 ============      =============        ============        ============

                 See accompanying notes to financial statements.


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                            1997                     1996
                                                                                      ---------------         ----------------

Cash flows from operating activities:
   Net income                                                                         $        71,097         $        176,318
                                                                                      ---------------         ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation                                                                              32,132                   56,783
     Reversal of provision for doubtful accounts                                               (5,284)                 (60,000)
     Net gain on sale of equipment                                                             (1,631)                 (10,468)
     Net decrease in current assets                                                            39,165                   74,908
     Net increase (decrease) in current liabilities                                                47                   (4,331)
                                                                                      ---------------         ----------------

           Total adjustments                                                                   64,429                   56,892
                                                                                      ---------------         ----------------

           Net cash provided by operating activities                                          135,526                  233,210
                                                                                      ---------------         ----------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                   1,631                   15,548
                                                                                      ---------------         ----------------

           Net cash provided by investing activities                                            1,631                   15,548
                                                                                      ---------------         ----------------

Cash flows from financing activities:
   Cash distributions to partners                                                            (160,416)                (192,497)
                                                                                      ---------------         ----------------

           Net cash used in financing activities                                             (160,416)                (192,497)
                                                                                      ---------------         ----------------

Net (decrease) increase in cash and cash equivalents                                          (23,259)                  56,261

Cash and cash equivalents at beginning of period                                               60,959                   71,333
                                                                                      ---------------         ----------------

Cash and cash equivalents at end of period                                            $        37,700         $        127,594
                                                                                      ===============         ================

                 See accompanying notes to financial statements.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $0 and $5,284, respectively.

(3)   Investment Property

At September 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $44,019, subject to existing leases. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                  1997               1996
                                                  ----               ----

      Management fees                         $    18,679        $    19,067
      Reimbursable expenses paid                   63,002             59,630
                                              -----------        -----------

                                              $    81,681        $    78,697
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

(5)   Distributions to Partners

For the nine months ended September 30, 1997, the declaration of Distributable Cash was as follows:

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


                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1997, in comparison to the same periods ended September 30, 1996.

The Partnership realized net income of $14,639 and $38,451 for the quarters ended September 30, 1997 and 1996, respectively. Rental income on operating leases decreased $25,909 or 31% between the three month periods. The decrease in rental income is due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term expires and due to a decrease in the size of the equipment portfolio. Interest income decreased as a result of lower average short-term cash balances held during the current quarter.

Total costs and expenses decreased $1,642 or 4% between the three month periods. Depreciation expense decreased $8,129 or 44% due to a large portion of the equipment portfolio becoming fully depreciated and due to a reduction in the overall equipment portfolio. Management fees decreased due to the decline in rental income. General and administrative expenses increased $9,890. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management. The $2,083 reversal of the provision for doubtful accounts in the current quarter is due to the successful collection efforts on delinquent accounts.

The Partnership realized net income of $71,097 and $176,318 for the nine months ended September 30, 1997 and 1996, respectively. Rental income on operating leases decreased $46,963 or 19%. As discussed in the quarter analysis above, the decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings after the initial lease term has expired and due to a decrease in the overall size of the equipment portfolio. Interest income decreased $1,301 from 1996 as a result of lower cash balances held during the current nine month period. Other income in 1997 is the result of a sales tax refund received from the State of Colorado. The decrease in net gain on sale of equipment in 1997 is due to a smaller number of equipment sales carrying high net book values.

Total costs and expenses increased $48,170 or 61% during the nine month periods. The increase in costs and expenses is primarily the result of the $60,000 reversal of provision for doubtful accounts in 1996. The $24,651 or 43% decrease in depreciation expense is primarily due to a large portion of the equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees decreased due to the decline in rental income. General and administrative expenses increased $18,493 or 29% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The $5,284 reversal of the provision for doubtful accounts is the result of successful collection efforts of delinquent accounts in 1997.

The Partnership recorded net income per Limited Partnership Unit of $0.57 and $1.50 for the quarters ended September 30, 1997 and 1996, respectively, and $2.77 and $6.87 for the nine month periods ended September 30, 1997 and 1996, respectively.

                        COLUMBIA LEASE INCOME FUND A L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the nine months ended September 30, 1997, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income on operating leases has continued to decrease due to two factors. First, lower rates are usually obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together cause remarketed rates to be lower than original rates.

For the nine months ended September 30, 1997, the Partnership's investing activities generated $1,631 in sales proceeds on the sale of fully depreciated equipment with an original cost basis of $39,934. The Partnership has no material capital expenditure commitments, and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

During the third quarter of 1997, the General Partner announced its intentions of winding down the operations of the Partnership. It is anticipated that all of the assets will be liquidated by December 31, 1997. The proceeds generated from the sale of the assets will be used to settle all outstanding liabilities and to make a final distribution during February, 1998.

Cash distributions are currently halted in an effort to minimize costs and accumulate cash in anticipation of a final distribution to the Partners once the Partnership has been liquidated.

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


Date:  November 7, 1997

By:    Arthur P. Beecher,
       President